Form 10-K
period 2017-12-31
BANK 2017-BNK8
filed 2018-04-02
CIK 1718322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-206582-12

Central Index Key Number of the issuing entity:0001718322

BANK 2017‑BNK8

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York
38‑4046715
(State or other jurisdiction of incorporation or organization)	38‑4046716
38‑7187336
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The BANK 2017-BNK8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the 222 Second Street mortgage loan, which is serviced pursuant to the BANK 2017-BNK7 pooling and servicing agreement attached hereto as Exhibit 99.5;

•   the Colorado Center mortgage loan, which is serviced pursuant to the BXP 2017-CC trust and servicing agreement attached hereto as Exhibit 99.6;

•   the 237 Park Avenue mortgage loan, which is serviced pursuant to the MSSG 2017-237P trust and servicing agreement attached hereto as Exhibit 99.7;

•   the Pleasant Prairie Premium Outlets mortgage loan, which is serviced pursuant to the CGCMT 2017-P8 pooling and servicing agreement attached hereto as Exhibit 99.8; and

•   the Cabela’s Industrial Portfolio mortgage loan, which is serviced pursuant to the GSMS 2017-GS8 pooling and servicing agreement attached hereto as Exhibit 99.17.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   NCB, FSB, as NCB master servicer and co-op special servicer under the BANK 2017-BNK7 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2017-BNK7 securitization trust by NCB, FSB and has no obligations with respect to the 222 Second Street mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Rialto Capital Advisors, LLC is the special servicer under the BANK 2017-BNK7 pooling and servicing agreement, pursuant to which the 222 Second Street mortgage loan is serviced.  Because Rialto Capital Advisors, LLC is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the 222 Second Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as BANK 2017-BNK7 special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Aegon USA Realty Advisors, LLC is the special servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced.  Because Aegon USA Realty Advisors, LLC is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the Colorado Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Aegon USA Realty Advisors, LLC, as BXP 2017-CC special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced. Because KeyBank National Association is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the Pleasant Prairie Premium Outlets mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as CGCMT 2017-P8 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Citibank, N.A. is the custodian under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced. Because Citibank, N.A. is not the BANK 2017-BNK8 custodian, is not affiliated with any sponsor and services only the Pleasant Prairie Premium Outlets mortgage loan, which constitutes less than 5% of the mortgage pool, Citibank, N.A., as CGCMT 2017-P8 custodian does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK7 pooling and servicing agreement, pursuant to which the 222 Second Street mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 222 Second Street mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Colorado Center mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer and special servicer under the MSSG 2017-237P trust and servicing agreement, pursuant to which the 237 Park Avenue mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the 237 Park Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Pleasant Prairie Premium Outlets mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the GSMS 2017-GS8 pooling and servicing agreement, pursuant to which the Cabela’s Industrial Portfolio mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Cabela’s Industrial Portfolio mortgage loan for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 15, 2017, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 15, 2017, (i) Wells Fargo Bank, National Association, the master servicer under the GSMS 2017-GS8 pooling and servicing agreement, pursuant to which the Cabela’s Industrial Portfolio mortgage loan is serviced, is also the BANK 2017-BNK8 master servicer and the master servicer under each Outside Pooling and Servicing Agreement, pursuant to which the outside serviced mortgage loans are currently serviced; (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the GSMS 2017-GS8 pooling and servicing agreement, pursuant to which the Cabela’s Industrial Portfolio mortgage loan is serviced, is also the BANK 2017-BNK8 special servicer; and (iii) Wells Fargo Bank, National Association, the custodian under the GSMS 2017-GS8 pooling and servicing agreement, pursuant to which the Cabela’s Industrial Portfolio mortgage loan is serviced, is also the BANK 2017-BNK8 custodian and the custodian under each Outside Pooling and Servicing Agreement (other than the CGCMT 2017-P8 pooling and servicing agreement) pursuant to which the outside serviced mortgage loans (other than the Pleasant Prairie Premium Outlets mortgage loan) are currently serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of November 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-12 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  National Cooperative Bank, N.A., as NCB Master Servicer

33.5  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.9)

33.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

33.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

33.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.5)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  National Cooperative Bank, N.A., as NCB Master Servicer

34.5  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.9)

34.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

34.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

34.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.5)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17)

35.12  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 35.5)

35.14  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.5) Pooling and Servicing Agreement, dated as of September 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the BANK 2017-BNK7 securitization transaction, pursuant to which the 222 Second Street Mortgage Loan is serviced (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.6) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian and Wilmington Trust, National Association, as trustee, related to the BXP 2017-CC securitization transaction, pursuant to which the Colorado Center Mortgage Loan is serviced (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.7) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, related to the MSSG 2017-237P securitization transaction, pursuant to which the 237 Park Avenue Mortgage Loan is serviced (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.8) Pooling and Servicing Agreement, dated as of September 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee, related to the CGCMT 2017-P8 securitization transaction, pursuant to which the Pleasant Prairie Premium Outlets Mortgage Loan is serviced (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., as initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-2-1 holder, initial note A-2-2 holder, initial note A-2-3 holder, initial note A-2-4 holder, initial note A-2-5 holder and initial note A-2-6 holder, and KeyBank National Association, as initial note A-3 holder, related to the Griffin Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of October 13, 2017, by and between Bank of America, N.A., as initial note A-1 holder, and Bank of America, N.A., as initial note A-2 holder, related to the Park Square loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of August 30, 2017, by and between Bank of America, N.A., as initial note A-1 holder, Bank of America, N.A., as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, related to the 222 Second street loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, Deutsche Bank AG, acting through its New York Branch, as initial note A- 2 holder and initial B-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note B-3 holder, related to the Colorado Center loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of August 23, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, and Société Générale, as initial note A-2 holder and initial note B-2 holder, related to the 237 Park loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.14) Agreement Between Note Holders, dated as of November 2, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1-1 holder and initial note A-1-2 holder, and Barclays Bank PLC, as initial note A-2 holder, related to the US Industrial Portfolio III loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder and initial note A-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note A-4 holder, related to the Pleasant Prairie Mortgage loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.16) Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-3(A) holder and initial note A-3(B) holder, related to the Cabela’s Industrial Portfolio loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.17) Pooling and Servicing Agreement, dated as of November 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, A Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the GSMS 2017-GS8 securitization transaction, pursuant to which the Cabela's Industrial Portfolio Mortgage Loan was serviced from 11/30/17 to 12/31/17 (filed as Exhibit 99.17 to the registrant's Current Report on Form 8-K/A filed on December 7, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date:  April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of November 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-12 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 National Cooperative Bank, N.A., as NCB Master Servicer

33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9 National Tax Search, LLC, as Servicing Function Participant

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.15 National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.18 National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.19 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.21 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.22 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.3)

33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.8)

33.24 National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.9)

33.25 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

33.26 Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

33.27 Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.3)

33.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.8)

33.29 National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.9)

33.30 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.5)

33.31 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.32 Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.33 Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 33.2)

33.34 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 National Cooperative Bank, N.A., as NCB Master Servicer

34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.6 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9 National Tax Search, LLC, as Servicing Function Participant

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.15 National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.18 National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.19 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.21 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.22 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.3)

34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.8)

34.24 National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.9)

34.25 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

34.26 Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

34.27 Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.3)

34.28 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.8)

34.29 National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.9)

34.30 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.5)

34.31 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.32 Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.33 Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 34.2)

34.34 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 National Cooperative Bank, N.A., as NCB Master Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.6 National Cooperative Bank, N.A., as NCB Special Servicer

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced: Pleasant Prairie Premium Outlets (from 11/15/17 to 12/31/17)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17)

35.12 Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17)

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 35.5)

35.14 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced: 222 Second Street (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.15 Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced: Colorado Center (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.16 Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced: 237 Park Avenue (from 11/15/17 to 12/31/17) (see Exhibit 35.2)

35.17 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced: Cabela's Industrial Portfolio (from 11/30/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.5) Pooling and Servicing Agreement, dated as of September 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the BANK 2017-BNK7 securitization transaction, pursuant to which the 222 Second Street Mortgage Loan is serviced (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.6) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian and Wilmington Trust, National Association, as trustee, related to the BXP 2017-CC securitization transaction, pursuant to which the Colorado Center Mortgage Loan is serviced (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.7) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, related to the MSSG 2017-237P securitization transaction, pursuant to which the 237 Park Avenue Mortgage Loan is serviced (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.8) Pooling and Servicing Agreement, dated as of September 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee, related to the CGCMT 2017-P8 securitization transaction, pursuant to which the Pleasant Prairie Premium Outlets Mortgage Loan is serviced (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., as initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-2-1 holder, initial note A-2-2 holder, initial note A-2-3 holder, initial note A-2-4 holder, initial note A-2-5 holder and initial note A-2-6 holder, and KeyBank National Association, as initial note A-3 holder, related to the Griffin Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of October 13, 2017, by and between Bank of America, N.A., as initial note A-1 holder, and Bank of America, N.A., as initial note A-2 holder, related to the Park Square loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.11) Agreement Between Note Holders, dated as of August 30, 2017, by and between Bank of America, N.A., as initial note A-1 holder, Bank of America, N.A., as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, related to the 222 Second street loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.12) Agreement Between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, Deutsche Bank AG, acting through its New York Branch, as initial note A- 2 holder and initial B-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note B-3 holder, related to the Colorado Center loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.13) Agreement Between Note Holders, dated as of August 23, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, and Société Générale, as initial note A-2 holder and initial note B-2 holder, related to the 237 Park loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.14) Agreement Between Note Holders, dated as of November 2, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1-1 holder and initial note A-1-2 holder, and Barclays Bank PLC, as initial note A-2 holder, related to the US Industrial Portfolio III loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder and initial note A-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note A-4 holder, related to the Pleasant Prairie Mortgage loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.16) Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-3(A) holder and initial note A-3(B) holder, related to the Cabela’s Industrial Portfolio loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.17) Pooling and Servicing Agreement, dated as of November 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, A Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the GSMS 2017-GS8 securitization transaction, pursuant to which the Cabela's Industrial Portfolio Mortgage Loan was serviced from 11/30/17 to 12/31/17 (filed as Exhibit 99.17 to the registrant's Current Report on Form 8-K/A filed on December 7, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).