Form 10-K
period 2018-12-31
BANK 2017-BNK8
filed 2019-03-29
CIK 1718322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York	38‑4046715 38‑4046716 38‑7187336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

EXPLANATORY NOTES

The BANK 2017-BNK8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the 222 Second Street mortgage loan, which is serviced pursuant to the BANK 2017-BNK7 pooling and servicing agreement attached hereto as Exhibit 4.2;

•   the Colorado Center mortgage loan, which is serviced pursuant to the BXP 2017-CC trust and servicing agreement attached hereto as Exhibit 4.3;

•   the 237 Park Avenue mortgage loan, which is serviced pursuant to the MSSG 2017-237P trust and servicing agreement attached hereto as Exhibit 4.4;

•   the Pleasant Prairie Premium Outlets mortgage loan, which is serviced pursuant to the CGCMT 2017-P8 pooling and servicing agreement attached hereto as Exhibit 4.5; and

•   the Cabela’s Industrial Portfolio mortgage loan, which is serviced pursuant to the GSMS 2017-GS8 pooling and servicing agreement attached hereto as Exhibit 4.6.

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

•   Rialto Capital Advisors, LLC is the special servicer under the BANK 2017-BNK7 pooling and servicing agreement, pursuant to which the 222 Second Street mortgage loan is serviced.  Because Rialto Capital Advisors, LLC is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the 222 Second Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as BANK 2017-BNK7 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Aegon USA Realty Advisors, LLC is the special servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced.  Because Aegon USA Realty Advisors, LLC is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the Colorado Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Aegon USA Realty Advisors, LLC, as BXP 2017-CC special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   KeyBank National Association is the special servicer under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced. Because KeyBank National Association is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the Pleasant Prairie Premium Outlets mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as CGCMT 2017-P8 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Citibank, N.A., as certificate administrator under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to the Pleasant Prairie Premium Outlets mortgage loan, and U.S. Bank National Association is performing all such custodial services pursuant to the CGCMT 2017-P8 pooling and servicing agreement. Because U.S. Bank National Association is not the BANK 2017-BNK8 custodian, is not affiliated with any sponsor and services only the Pleasant Prairie Premium Outlets mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as a CGCMT 2017-P8 servicing function participant, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations

Item 1123 of Regulation AB, Servicer Compliance Statement.

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

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the BANK 2017-BNK7 securitization transaction, pursuant to which the 222 Second Street Mortgage Loan is serviced (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(4.3) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian and Wilmington Trust, National Association, as trustee, related to the BXP 2017-CC securitization transaction, pursuant to which the Colorado Center Mortgage Loan is serviced (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(4.4) Trust and Servicing Agreement, dated as of August 9, 2017, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as servicer and as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor, related to the MSSG 2017-237P securitization transaction, pursuant to which the 237 Park Avenue Mortgage Loan is serviced (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of September 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee, related to the CGCMT 2017-P8 securitization transaction, pursuant to which the Pleasant Prairie Premium Outlets Mortgage Loan is serviced (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of November 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, A Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, related to the GSMS 2017-GS8 securitization transaction, pursuant to which the Cabela's Industrial Portfolio Mortgage Loan is serviced (filed as Exhibit 99.17 to the registrant's Current Report on Form 8-K/A filed on December 7, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

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

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18)

33.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18)

33.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.5)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18)

34.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18)

34.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.5)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/18 to 12/31/18)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18)

35.12  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.5)

35.14  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

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

(99.5) Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., as initial note A-1-1 holder, initial note A-1-2 holder and initial note A-1-3 holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-2-1 holder, initial note A-2-2 holder, initial note A-2-3 holder, initial note A-2-4 holder, initial note A-2-5 holder and initial note A-2-6 holder, and KeyBank National Association, as initial note A-3 holder, related to the Griffin Portfolio loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.6) Agreement Between Note Holders, dated as of October 13, 2017, by and between Bank of America, N.A., as initial note A-1 holder, and Bank of America, N.A., as initial note A-2 holder, related to the Park Square loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of August 30, 2017, by and between Bank of America, N.A., as initial note A-1 holder, Bank of America, N.A., as initial note A-2 holder, and Bank of America, N.A., as initial note A-3 holder, related to the 222 Second Street loan combination (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of August 9, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, Deutsche Bank AG, acting through its New York Branch, as initial note A- 2 holder and initial B-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note B-3 holder, related to the Colorado Center loan combination (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.9) Agreement Between Note Holders, dated as of August 23, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1 holder and initial note B-1 holder, and Société Générale, as initial note A-2 holder and initial note B-2 holder, related to the 237 Park Avenue loan combination (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.10) Agreement Between Note Holders, dated as of November 2, 2017, by and between Morgan Stanley Bank, N.A., as initial note A-1-1 holder and initial note A-1-2 holder, and Barclays Bank PLC, as initial note A-2 holder, related to the US Industrial Portfolio III loan combination (filed as Exhibit 99.14 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.11) Co-Lender Agreement, dated as of September 19, 2017, by and between Citi Real Estate Funding Inc., as initial note A-1 holder and initial note A-2 holder, and Wells Fargo Bank, National Association, as initial note A-3 holder and initial note A-4 holder, related to the Pleasant Prairie Premium Outlets loan combination (filed as Exhibit 99.15 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(99.15) Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-3(A) holder and initial note A-3(B) holder, related to the Cabela's Industrial Portfolio loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

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

Date:  March 29, 2019