Form 10-K
period 2019-12-31
BANK 2017-BNK8
filed 2020-03-27
CIK 1718322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.4)

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19)

33.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19)

33.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.5)

33.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.4)

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.11  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.12  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.14  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.15  National Tax Search, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.17  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.18  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.25  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19)

34.26  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19)

34.27  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.28  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.29  National Tax Search, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.5)

34.31  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.32  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.33  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  National Cooperative Bank, N.A., as NCB Master Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.6  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.4)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.12  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.14  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

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

(99.12) Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as initial note A-1 holder, Wells Fargo Bank, National Association, as initial note A-2 holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as initial note A-3(A) holder and initial note A-3(B) holder, related to the Cabela's Industrial Portfolio loan combination (filed as Exhibit 99.16 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020