Form 10-K
period 2021-12-31
BANK 2017-BNK8
filed 2022-03-30
CIK 1718322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer under the BANK 2017-BNK7 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2017-BNK7 securitization trust by National Cooperative Bank, N.A. and has no obligations with respect to the 222 Second Street mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Aegon USA Realty Advisors, LLC was, until April 20, 2021, the special servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced.  Because Aegon USA Realty Advisors, LLC is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and serviced only the Colorado Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Aegon USA Realty Advisors, LLC, as BXP 2017-CC special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Argentic Services Company LP is the current special servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced.  On April 21, 2021, Aegon USA Realty Advisors, LLC was replaced as special servicer under the BXP 2017-CC trust and servicing agreement and was succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the BANK 2017-BNK8 special servicer, is not affiliated with any sponsor and services only the Colorado Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Argentic Services Company LP, as BXP 2017-CC special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   LNR Partners, LLC is the current special servicer under the BANK 2017-BNK8 pooling and servicing agreement. On July 2, 2021, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the BANK 2017-BNK8 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK7 pooling and servicing agreement, pursuant to which the 222 Second Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 222 Second Street mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BXP 2017-CC trust and servicing agreement, pursuant to which the Colorado Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Colorado Center mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer and special servicer under the MSSG 2017-237P trust and servicing agreement, pursuant to which the 237 Park Avenue mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the 237 Park Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the CGCMT 2017-P8 pooling and servicing agreement, pursuant to which the Pleasant Prairie Premium Outlets mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Pleasant Prairie Premium Outlets mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the GSMS 2017-GS8 pooling and servicing agreement, pursuant to which the Cabela’s Industrial Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Cabela’s Industrial Portfolio mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.13, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated November 15, 2017.  In addition, LNR Partners, LLC, the special servicer under the BANK 2017-BNK8 pooling and servicing agreement is an affiliate of the holder of the vertical risk retention interest in the CGCMT 2017-P8 securitization, the pooling and servicing of which governs the servicing of the Pleasant Prairie Premium Outlets mortgage loan.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  National Cooperative Bank, N.A., as NCB Master Servicer

33.7  LNR Partners, LLC, as Special Servicer (from 7/2/21 to 12/31/21)

33.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/21 to 7/1/21)

33.9  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.6)

33.10  Park Bridge Lender Services LLC, as Operating Advisor

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.20  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21)

33.23  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 4/20/21)

33.24  Argentic Services Company LP, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 4/21/21 to 12/31/21)

33.25  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.26  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.27  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.8)

33.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.30  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.31  Computershare Trust Company, National Association, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.32  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.33  Computershare Trust Company, National Association, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.35  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  National Cooperative Bank, N.A., as NCB Master Servicer

34.7  LNR Partners, LLC, as Special Servicer (from 7/2/21 to 12/31/21)

34.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/21 to 7/1/21)

34.9  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.6)

34.10  Park Bridge Lender Services LLC, as Operating Advisor

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.20  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21)

34.23  Aegon USA Realty Advisors, LLC, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 4/20/21)

34.24  Argentic Services Company LP, as Special Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 4/21/21 to 12/31/21)

34.25  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.26  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.27  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.8)

34.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.30  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.31  Computershare Trust Company, National Association, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.32  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.33  Computershare Trust Company, National Association, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.34  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.35  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  National Cooperative Bank, N.A., as NCB Master Servicer

35.7  LNR Partners, LLC, as Special Servicer (from 7/2/21 to 12/31/21)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/21 to 7/1/21)

35.9  National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.6)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.13  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P8 securitization, pursuant to which the following mortgage loans were serviced by such party: Pleasant Prairie Premium Outlets (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.14  Wells Fargo Bank, National Association, as Master Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.15  Wells Fargo Bank, National Association, as Special Servicer under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.16  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.8)

35.17  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK7 securitization, pursuant to which the following mortgage loans were serviced by such party: 222 Second Street (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BXP 2017-CC securitization, pursuant to which the following mortgage loans were serviced by such party: Colorado Center (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the MSSG 2017-237P securitization, pursuant to which the following mortgage loans were serviced by such party: 237 Park Avenue (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.23  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS8 securitization, pursuant to which the following mortgage loans were serviced by such party: Cabela's Industrial Portfolio (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated as of October 27, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 15, 2017 under SEC File No. 333-206582-12 and incorporated by reference herein).

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

(99.13) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-12 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022